Form 10-K405
period 1997-12-31
DISCOVER CARD TRUST 1991 F
filed 1998-03-30
CIK 880649

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

                 For the fiscal year ended December 31, 1997

                       Commission File Number 0-19752

                         DISCOVER CARD TRUST 1991 F
           (Exact name of registrant as specified in its charter)


          DELAWARE                                     NOT APPLICABLE
    (State of Organization)                ( I.R.S. Employer Identification No.)

c/o Discover Receivables Financing Group, Inc.
12 Read's Way
New Castle, Delaware                                           19720
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (302) 323-7184

Securities registered pursuant to Section 12(b) of the Act:


Title of each class                              Name of each exchange on which
to be so registered                              each class is to be registered
-------------------                              ------------------------------
       None                                              Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

              7.85% Class A Credit Card Pass-Through Certificates
              8.35% Class B Credit Card Pass-Through Certificates
                                (Title of Class)

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

ITEM 2.   PROPERTIES

     The property of the Trust includes a portfolio of receivables (the "Receivables") arising under selected Discover Card accounts (the "Accounts") originated by Greenwood, all monies due or to become due in payment of the Receivables, all proceeds of the Receivables, all monies on deposit in certain accounts and a certain limited credit enhancement for the exclusive direct benefit of holders of 8.35% Class B Credit Card Pass-Through Certificates of the Trust (the "Class B Certificates"). At or prior to the time of the Trust's formation, Sears, Roebuck and Co. ("Sears") sold or contributed to DRFG, Receivables existing under the Accounts as of November 1, 1991 and theretofore acquired by Sears from Greenwood; SCFC Receivables Corp. ("SRC") sold or contributed to DRFG Receivables existing under the Accounts as of November 1, 1991 and theretofore acquired by SRC from Greenwood; and Greenwood sold to DRFG, all other Receivables existing under the Accounts as of November 1, 1991 and all Receivables existing under the Accounts from time to time thereafter. DRFG, in turn, transferred to the Trust all Receivables existing under the Accounts as of November 1, 1991 and all Receivables arising under the Accounts from time to time thereafter until the termination of the Trust. Information related to the performance of the Receivables during 1997 is set forth in the ANNUAL AGGREGATE REPORT filed as Exhibit 99(A) to this Annual Report on Form 10-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 17, 1998, 100% of the Class A Certificates and the Class B Certificates was held in the nominee name Cede & Co. for beneficial owners.

     As of March 17, 1998, Greenwood and DRFG, as tenants-in-common, held 100% of the Seller Certificate, which represented beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits:

     99. (A) 1997 ANNUAL AGGREGATE REPORT prepared by the Servicer.

         (B) ANNUAL INDEPENDENT AUDITOR'S REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.

     (b) Reports on Form 8-K:

      Current reports on Form 8-K are filed on or about the Distribution Date each month (typically the 15th of the month). The reports include as an exhibit, the MONTHLY INVESTOR CERTIFICATEHOLDERS' STATEMENT.

      Current Reports on Form 8-K were filed on January 15, 1997, February 18, 1997, March 17, 1997, April 15, 1997, May 15, 1997, June 16, 1997, July
      15, 1997, August 15, 1997, September 15, 1997, October 15, 1997, November
      17, 1997, December 15, 1997, January 15, 1998, February 17, 1998 and
      March 12, 1998.

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

                            Discover Card Trust 1991 F
                            (Registrant)

                            By: Discover Receivables Financing Group, Inc. (Originator of the Trust)

Dated: March 30, 1998       By:  /s/  Richard W. York
                            Title:  Vice President

                                 EXHIBIT INDEX

EXHIBIT NO.


     99. (A)  1997 ANNUAL AGGREGATE REPORT prepared by the Servicer.

         (B) ANNUAL INDEPENDENT AUDITOR'S REPORT pursuant to Section 3.06 of the Pooling and Servicing Agreement.